Form 10-Q
period 2026-06-30
FutureCrest Acquisition Corp.
filed 2026-08-14
CIK 2074697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

There were 28,750,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of August 14, 2026.

FUTURECREST ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statement of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (inception) through June 30, 2025 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (inception) through June 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FUTURECREST ACQUISITION CORP.

CONDENSED BALANCE SHEET

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$628,302	$869,527
Due from Sponsor	1,179	—
Prepaid expenses	212,261	223,751
Total current assets	841,742	1,093,278
Long term prepaid insurance	49,067	152,973
Marketable securities held in Trust Account	295,449,955	290,305,113
Total Assets	$296,340,764	$291,551,364

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	920,581	159,029
Total current liabilities	995,581	234,029
Deferred underwriting fee	12,250,000	12,250,000
Total Liabilities	13,245,581	12,484,029

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 and 28,750,000 shares at redemption value of $10.28 and $10.10 per share as of June 30, 2026 and December 31, 2025, respectively	295,449,955	290,305,113

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding June 30, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,355,491)	(11,238,497)
Total Shareholders’ Deficit	(12,354,772)	(11,237,778)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$296,340,764	$291,551,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURECREST ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 9, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$253,334	$1,129,636	$17,141
Loss from operations	(253,334)	(1,129,636)	(17,141)

Other income:
Interest earned on cash held in Operating Bank Account	5,747	12,642	—
Interest earned on marketable securities held in Trust Account	2,592,208	5,144,842	—
Total other income	2,597,955	5,157,484	—
Net income (loss)	$2,344,621	$4,027,848	$(17,141)

Weighted average shares outstanding, Class A Ordinary Shares	28,750,000	28,750,000	—
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.07	$0.11	$—

Weighted average shares outstanding, Class B Ordinary Shares(1)(2)	7,187,500	7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.07	$0.11	$(0.00)

(1)	Excludes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	In August 2025, the Company, through a share recapitalization, issued an additional 862,500 Class B ordinary shares to the Sponsor, and therefore the Sponsor now holds 7,187,500 founder shares, at approximately, $0.0035 per share. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURECREST ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	7,187,500	$719	$—	$(11,238,497)	$(11,237,778)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,552,634)	(2,552,634)

Net income	—	—	—	—	—	1,683,227	1,683,227

Balance – March 31, 2026	—	—	7,187,500	719	—	(12,107,904)	(12,107,185)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,592,208)	(2,592,208)

Net income	—	—	—	—	—	2,344,621	2,344,621

Balance – June 30, 2026	—	$—	7,187,500	$719	$—	$(12,355,491)	$(12,354,772)

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 9, 2025	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)(2)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(17,141)	(17,141)

Balance – June 30, 2025	—	$—	7,187,500	$719	$24,281	$(17,141)	$7,859

(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	In August 2025, the Company, through a share recapitalization, issued an additional 862,500 Class B ordinary shares to the Sponsor, and therefore the Sponsor now holds 7,187,500 founder shares, at approximately, $0.0035 per share. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURECREST ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 9, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,027,848	$(17,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through promissory note – related party	—	10,420
Interest earned on marketable securities held in Trust Account	(5,144,842)	—
Changes in operating assets and liabilities:
Prepaid expenses	11,490	—
Due from Sponsor	(1,179)	—
Long term prepaid insurance	103,906	—
Accounts payable and accrued expenses	761,552	6,721
Net cash used in operating activities	(241,225)	—

Net Change in Cash	(241,225)	—
Cash – Beginning of period	869,527	—
Cash – End of period	$628,302	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred costs included in accrued offering costs	$—	$8,600
Deferred offering costs paid by Sponsor through promissory note – related party	$—	$12,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURECREST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 9, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The accompanying balance sheet as of December 31, 2025 was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The interim results for the three and six months ended June 30, 2026 and for the period from June 9, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $628,302 held outside of the Trust Account and working capital deficit of $153,839. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

FUTURECREST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $628,302 and $869,527 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025, there were 7,187,500 Public Warrants and 3,500,000 Private Placement Warrants outstanding.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On September 29, 2025, the Company’s underwriters fully exercised their over-allotment option resulting to no shares subject to forfeiture. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

FUTURECREST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from June 9, 2025 (Inception) Through June 30,
	2026		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), basic	$1,875,697	$468,924	$3,222,278	$805,570	$—	$(17,141)
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.11	$0.11	$—	$—

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,982,813)
Public Shares issuance costs	(17,662,164)
Plus:
Accretion of carrying value to redemption value	23,450,090
Class A ordinary shares subject to possible redemption, December 31, 2025	290,305,113
Plus:
Accretion of carrying value to redemption value	2,552,634
Class A ordinary shares subject to possible redemption, March 31, 2026	292,857,747
Plus:
Accretion of carrying value to redemption value	2,592,208
Class A ordinary shares subject to possible redemption, June 30, 2026	$295,449,955

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

FUTURECREST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Public Warrants — As of June 30, 2026 and December 31, 2025, there were 7,187,500 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due to Sponsor

On September 29, 2025, the Company received from the Sponsor a total of $18,609 in excess of the funds required to purchase the Private Placement Warrants. On October 1, 2025, the Company returned $22,500 in full to the Sponsor. As of June 30, 2026 and December 31, 2025, there were no amounts due to the Sponsor.

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

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding the 28,750,000 Class A ordinary shares subject to possible redemption.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$295,449,955	$290,305,113

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

JUNE 30, 2026

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$295,449,955	$290,305,113
Cash	$628,302	$869,527

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 9, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$253,334	$1,129,636	$17,141
Interest earned on cash held in Operating Bank Account	$5,747	$12,642	$—
Interest earned on marketable securities held in Trust Account	$2,592,208	$5,144,842	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful. During the quarter, management continued evaluating potential targets and incurring diligence costs associated with identifying potential business combination opportunities.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 9, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,344,621, which consisted of Interest earned on marketable securities held in Trust Account of $2,592,208, Interest earned on cash held in Operating Bank Account of $5,747, partially offset by general and administrative costs of $253,334.

For the six months ended June 30, 2026, we had net income of $4,027,848, which consisted of Interest earned on marketable securities held in Trust Account of $5,144,842, Interest earned on cash held in Operating Bank Account of $12,642, partially offset by general and administrative costs of $1,129,636.

For the period from June 9, 2025 (inception) through June 30, 2025, we had a net loss of $17,141, which consisted solely of formation, general and administrative costs.

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

For the six months ended June 30, 2026, net cash used in operating activities was $241,225. Net income of $4,027,848 consists of interest earned on marketable securities held in the Trust Account of $5,144,842, and changes in operating assets and liabilities of $875,769 used for operating activities.

For the period from June 9, 2025 (inception) through June 30, 2025, net cash used in operating activities was $0. Net loss of $17,141 consisted of payment of expenses through promissory note – related party of $10,420, and changes in operating assets and liabilities of $6,721 used for operating activities.

As of June 30, 2026, we had cash and marketable securities held in the Trust Account of $295,449,955 (including approximately $5,144,842 of interest income and unrealized gains, net of unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $628,302 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee of $12,250,000 payable upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FUTURECREST ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Thomas Lee
	Name:	Thomas Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Chi Tsang
	Name:	Chi Tsang
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)